Form 10-K
period 2002-12-31
CIT EQUIPMENT COLLATERAL 2002-VT1
filed 2003-03-31
CIK 1172747

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-K

              (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For The Fiscal Year Ended December 31, 2002
                                       OR
            ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
       For The Transition Period From ________________ to ________________

                        Commission File Number 000-49841
                        CIT Equipment Collateral 2002-VT1


      Delaware Trust                               77-0298311
(State or other jurisdiction             (IRS Employer Identification No.)
      of incorporation)


                           c/o CIT Financial USA, Inc.
                    1 CIT Drive, Livingston, New Jersey 07039
                         Telephone Number (973) 740-5000
                               ------------------

Securities registered pursuant to Section 12(b) of the Act:

         Title of each class                        Name of exchange on
                                                      which registered
         ---------------------                       -------------------
        Receivable-Backed Notes                             None

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( x )

State the aggregate market value of the voting stock held by non-affiliates of registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of specified date within 60 days prior to the date of filing. Not Applicable

                       DOCUMENTS INCORPORATED BY REFERENCE
                                 Not Applicable

                                TABLE OF CONTENTS

                                     PART I

       Item   Description                                                                                  Page
       ----   -----------                                                                                  ----
       2.     Properties                                                                                      1
       3.     Legal Proceedings                                                                               1
       4.     Submission of Matters to a Vote of Security-Holders                                             1


                                 PART II

       5.     Market for Registrant's Common Equity and Related Stockholder Matters                           1
       9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure            1


                                PART III

       12.    Security Ownership of Certain Beneficial Owners and Management                                  2
       13.    Certain Relationships and Related Transactions                                                  2


                                 PART IV

       14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K                                2

                                     PART I

ITEM 2.           PROPERTIES

                  CIT Equipment Collateral 2002-VT1 (the "Trust") owns certain equipment loan and lease receivables acquired from NCT Funding
                  Company, LLC pursuant to a Pooling and Servicing Agreement
                  (the "Pooling and Servicing Agreement").

ITEM 3.           LEGAL PROCEEDINGS

                  The registrant knows of no material pending proceedings with respect to the Trust.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  No matter has been submitted to a vote of the holders of the Trust's Receivable-Backed Notes or Equity Certificates through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                  There is no established public trading market for the Receivable-Backed Notes or the Equity Certificates of the Trust. As of December 31, 2002, the number of holders of record were 33.

ITEM 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                  None.

                                    PART III

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

                  Not Applicable.


ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

                  None

                                     PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

                  a) Documents filed as a part of the report:

                  Exhibits:

                  99.1 Report of Independent Accountants

                  99.2   Management's Assertion Concerning Compliance with USAP
                         Minimum Servicing Standards, to the extent the procedures in such are applicable to the servicing obligations set forth in the Servicing Agreement

                  99.3   Schedule of Year-to-Date Distributions of Principal and
                         Interest to Certificate Holders and Pool Balance and
                         Delinquencies as of December 31, 2002.

                  99.4   Annual Officer's Certificate.

                  b) Current Reports on Form 8-K:

                         Date                         Items Reported                      Financial Statements
                         ----                         --------------                      --------------------
                      6/24/2002                            5, 7               Monthly report to certificate holders
                      7/25/2002                            5, 7               Monthly report to certificate holders
                      8/21/2002                            5, 7               Monthly report to certificate holders
                      9/24/2002                            5, 7               Monthly report to certificate holders
                      10/25/2002                           5, 7               Monthly report to certificate holders
                      11/25/2002                           5, 7               Monthly report to certificate holders
                      12/24/2002                           5, 7               Monthly report to certificate holders
                       01/24/03                            5, 7               Monthly report to certificate holders

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CIT Equipment Collateral 2002-VT1

                                       By:  CIT Financial USA, Inc., as Servicer

                                       By:  /s/ Frank Garcia
                                           -------------------------------------
                                       Name:  Frank Garcia
                                       Title: Senior Vice President

March 31, 2003



         I, Kenneth P. Reynolds, a Senior Vice President and Controller in charge of the servicing function of CIT Financial USA, Inc., as servicer for CIT Equipment Collateral 2002-VT1, certify that:

1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of the Trust;

2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

3. Based on my knowledge, the distribution or servicing information required to be provided to the trustee by the servicer under the pooling and servicing agreement for inclusion in these reports is included in these reports;

4. I am responsible for reviewing the activities performed by the servicer under the pooling and servicing agreement and based upon my knowledge and the annual compliance review required under the pooling and servicing agreement and except as disclosed in the reports, the servicer has fulfilled its obligations under the pooling and servicing agreement; and

5. This annual report discloses all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing agreement, that is included in this annual report.

Date:    March 31, 2003

/s/ Kenneth P. Reynolds
--------------------------------------------
Name:   Kenneth P. Reynolds
Title:  Senior Vice President and Controller
CIT Financial USA, Inc.

                                  EXHIBIT INDEX


Exhibit No.

         99.1     Report of Independent Accountants.

         99.2 Management's Assertion Concerning Compliance with USAP Minimum Servicing Standards, to the extent the procedures in such are applicable to the servicing obligations set forth in the Servicing Agreement.

         99.3 Schedule of Year-to-Date Distributions of Principal and Interest to Certificate Holders and Pool Balance and Delinquencies as of December 31, 2002.

         99.4     Annual Officer's Certificate